Form 10-Q
period 2021-06-30
G3 VRM Acquisition Corp.
filed 2021-08-12
CIK 1856519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-40565

G3 VRM ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-2202109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Boylston Street, Suite 302, Boston, MA 02116
(Address of Principal Executive Offices, including zip code)

(617) 531-9911
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GGGV	The Nasdaq Stock Market LLC
Rights	GGGVR	The Nasdaq Stock Market LLC
Units	GGGVU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of August 12, 2021, there were 11,301,670 shares of the Company’s Class A common stock, $0.0001 par value, issued and outstanding, and 2,875,000 shares of Class B common stock issued and outstanding, including 218,500 shares of Class B common stock, $0.0001 par value, subject to possible redemption to the extent the underwriters in the Company’s initial public offering do not exercise their over-allotment option in full.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION	1
ITEM 1.FINANCIAL STATEMENTS	1
Balance Sheet as of June 30, 2021 (Unaudited)	1
Statement of Operations for the three months ended June 30, 2021 and for the period from February 19, 2021 (inception) through June 30, 2021 (Unaudited)	2
Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2021 and for the period from February 19, 2021 (inception) through June 30, 2021 (Unaudited)	3
Statements of Cash Flows for the period from February 19, 2021 (inception) through June 30, 2021 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

G3 VRM Acquisition Corp.

Balance Sheet

as of June 30, 2021 (Unaudited)

June 30, 2021
ASSETS
Cash	$25,301
Prepaid expenses	3,365
Deferred offering costs	363,372
Total assets	$392,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities –
Accounts Payable	$100,491
Related Party Payable	268,309
Total liabilities	368,800

Commitments and contingencies	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized, 2,875,000 shares issued and outstanding	288
Additional paid-in-capital	24,712
Accumulated deficit	(1,762)
Total stockholders’ equity	23,238
Total liabilities and stockholders’ equity	$392,038

The accompanying notes are an integral part of these unaudited financial statements.

G3 VRM Acquisition Corp.

Statements of Operations

For the Three Months Ended June 30, 2021 and for the Period From February 19, 2021 (Inception) through June 30, 2021

(Unaudited)

	Three Months Ended June 30, 2021	Period from February 19, 2021 (Inception) Through June 30, 2021
Expenses:
Formation and operating costs	1,762	1,762
Net Loss	$(1,762)	$(1,762)
Weighted average shares of common stock outstanding – basic and diluted (1)	2,500,000	2,140,152
Net loss per share of common stock – basic and diluted	$(0.00)	$(0.00)

(1) This number excludes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

G3 VRM Acquisition Corp.

Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2021 and for the Period From February 19, 2021 (Inception) through June 30, 2021

(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – February 19, 2021 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	—	—
Balance – March 31, 2021	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(1,762)	(1,762)
Balance – June 30, 2021	—	$—	2,875,000	$288	$24,712	$(1,762)	$23,238

(1) This number excludes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

G3 VRM Acquisition Corp.

Statement of Cash Flows

For the Period From February 19, 2021 (Inception) through June 30, 2021 (Unaudited)

Cash flows from operating activities:
Net loss	$(1,762)
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expenses	1,463
Net cash used in operating activities	(299)

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	$25,000
Advances from Sponsor	600
Net cash provided by financing activities	$25,600

Net increase in cash	$25,301
Cash at beginning of period	—
Cash at end of period	$25,301

Supplemental disclosures:
Cash paid for interest	$—
Cash paid for income taxes	$—

Supplemental disclosure of noncash activities:
Deferred offering costs included in Accounts Payable	$100,491
Deferred offering costs and prepaid expenses included in Related Party Payable	$267,709

The accompanying notes are an integral part of these unaudited financial statements.

G3 VRM ACQUISITION CORP.

Notes to Financial Statements (Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

G3 VRM Acquisition Corp. (the “Company”) was incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific business-combination target and it has not, nor has anyone on the Company’s behalf, initiated any substantive discussions, directly or indirectly, with any business-combination target.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) of units at $10.00 per unit (each, a “Unit” and collectively, the “Units”) described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the Initial Public Offering, which is discussed in Note 3, and the sale of 569,410 units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to G3 VRM Holdings LLC, a Delaware limited liability company and the Company’s sponsor (the “Sponsor”) and Maxim Group LLC (“Maxim”) and their designees, that closed simultaneously with the Initial Public Offering. Each Unit consists of one share of Class A common stock, and one right to receive one-tenth (1/10) of one share of Class A common stock upon consummation of our initial Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating the Business Combination.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into the Business Combination. However, the Company will only complete the Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect the Business Combination.

Upon the closing of the Initial Public Offering, management has agreed that an aggregate of $10.15 per Unit sold in the Initial Public Offering will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of: (a) the completion of the Business Combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation; and (c) the redemption of the Company’s public shares if the Company is unable to complete the Business Combination within 12 months from the closing of the Initial Public Offering (or 15 or 18 months if the Company extends the period of time to consummate a Business Combination, as described in more detail in this filing), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination; or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with the Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of the Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 12 months from the closing of the Initial Public Offering (or 15 or 18 months if the Company extends the period of time to consummate a Business Combination, as described in more detail in this filing) to consummate the Business Combination (the “Combination Period”). However, if the Company is unable to complete the Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in this registration statement of which this filing forms a part, and then seek to dissolve and liquidate.

The Sponsor, officers, and directors have agreed: (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the Business Combination; (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s certificate of incorporation; and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the Business Combination within the Combination Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement, or business-combination agreement, reduce the amount of funds in the Trust Account to below the lesser of: (i) $10.15 per public share; and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholders’ equity upon the completion of the Initial Public Offering. Should the Initial Public Offering have proven to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On July 6, 2021, the Company consummated the Initial Public Offering of 10,626,000 Units, including 626,000 Units pursuant to the partial exercise of the underwriter’s over-allotment option described below. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one right (“Right”) to receive one-tenth (1/10) of a share of Class A common stock upon the consummation of an initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $106,260,000. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments. As of July 6, 2021, a total of $107,853,900 of the net proceeds from the Initial Public Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders.

NOTE 4 — PRIVATE PLACEMENT

Simultaneous with the closing of the Initial Public Offering on July 6, 2021, the Sponsor and Maxim and their designees purchased an aggregate of 569,410 units, of which Maxim and/or its designees have purchased 53,130 private placement units, at a price of $10.00 per unit, for an aggregate purchase price of $5,694,100. The Private Placement Units are identical to the units sold in the Initial Public Offering, except that the Private Placement Units (and the underlying securities), so long as they are held by the Sponsor, Maxim or their permitted transferees: (i) may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of the Business Combination; and (ii) will be entitled to registration rights.

The Company’s Sponsor has agreed: (i) to waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Business Combination; (ii) to waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s certificate of incorporation: (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its Business Combination within 12 months from the closing of the Initial Public Offering (or 15 or 18 months if the Company extends the period of time to consummate a Business Combination, as described in more detail in this filing); or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its Business Combination within 12 months from the closing of the Initial Public Offering (or 15 or 18 months if the Company extends the period of time to consummate a business combination, as described in more detail in this filing). In addition, the Company’s Sponsor has agreed to vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the Business Combination.

NOTE 5 — RELATED PARTY TRANSACTIONS

Related Party Payables

On April 12, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. As of June 30, 2021, the Company had drawn down an aggregate of $268,309 of the funds available to it under the promissory note with the Sponsor, with $600 of cash transferred to the Company, and $267,709 being expenses paid on behalf of the Company by the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). Such Working Capital Loans would be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. Such units would be identical to the private placement units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Related Party Extension Loans

The Company will have until 12 months from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company will, by resolution of the Company’s board of directors, extend the period of time to consummate a Business Combination by an additional three months up to twice (for a total of 18 months to complete a Business Combination) if such extension is requested by the Sponsor. Pursuant to the terms of the Company’s certificate of incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the Initial Public Offering, in order to extend the time available for the Company to consummate a Business Combination for an additional three months, the Sponsor or its affiliates or designees must deposit into the trust account $1,000,000, or up to $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the deadline. The Company will only be able to extend the period of time to consummate a Business Combination by an additional three months twice (for a total of six months). Each such payment would be made in the form of a loan. Such loan will be non-interest bearing and payable upon the consummation of the Company’s Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amount out of the proceeds of the trust account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loan. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loan out of the funds held in the trust account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are obligated to fund the trust account in order to extend the time for the Company to complete a Business Combination, but the Sponsor is not obligated to extend such time.

Founder Shares

On March 9, 2021, the Company issued 2,875,000 shares of common stock to the Sponsor for $25,000 in cash, or approximately $0.0087 per share, in connection with formation, and later transferred a total of 210,000 founder shares to our officers and directors leaving our Sponsor with 2,665,000 founder shares (up to 218,500 of which remain subject to forfeiture by our Sponsor if the underwriters’ over-allotment option is not exercised in full).

The Sponsor has agreed not to transfer, assign or sell its founder shares until the earlier of: (i) one year after the date of the consummation of the Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing 60 days after the Business Combination, the founder shares will no longer be subject to such transfer restrictions.

Administrative Service Fee

Subsequent to the closing of the Initial Public Offering, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company's management team. Upon completion of the initial Business Combination or the Company's liquidation, the Company will cease paying these monthly fees.

NOTE 6 — COMMITMENTS AND REGISTRATION RIGHTS

The holders of the founder shares, Private Placement Units, units that may be issued upon conversion of working capital loans (including in each case the underlying securities) and the representative shares will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the Initial Public Offering and may not exercise their demand rights on more than one occasion.

Underwriters Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any.

The underwriters were paid an underwriting discount of $0.19 per Unit, or $2,018,940 in the aggregate (and are eligible for $2,185,000 in the aggregate if the underwriter’s over-allotment option is exercised in full) upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or $3,719,100 in the aggregate (or $4,025,000 in the aggregate if the underwriter’s over-allotment option is exercised in full) will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Right of First Refusal

Subject to certain conditions, the Company granted Maxim, for a period beginning on the closing of the Initial Public Offering and ending 12 months after the date of the consummation of the Business Combination, a right of first refusal to act as book-running managing underwriter or placement agent for any and all future public and private equity, equity-linked, convertible and debt offerings for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for the Initial Public Offering.

Representative Shares

On July 6, 2021, the Company issued Maxim and/or its designees, 106,260 shares of Series A common stock. The Company estimated the fair value of the stock to be $1,000 based on the price of the Founder Shares issued to the Sponsor. The stock was treated as underwriters’ compensation and charged directly to stockholders’ equity.

Maxim has agreed not to transfer, assign, or sell any such shares until the completion of the Business Combination. In addition, Maxim has agreed: (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination; and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its Business Combination within 12 months from the closing of the Initial Public Offering (or 15 or 18 months if the Company extends the period of time to consummate a Business Combination, as described in more detail in the prospectus for the Initial Public Offering).

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement with respect to the Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Company’s registration statement, nor may they be sold, transferred, assigned, pledged, or hypothecated for a period of 180 days immediately following the effective date of the Company’s initial registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021, there were 1,458,340 shares of Class A common stock issued or outstanding, excluding 9,273,920 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At March 9, 2021, the Company issued 2,875,000 shares of Class B common stock to its initial stockholder, the Sponsor, for $25,000, or approximately $0.0087 per share in connection with formation, and later transferred a total of 210,000 founder shares to our officers and directors leaving our Sponsor with 2,665,000 founder shares. Of the founder shares held by our Sponsor, up to 218,500 founder shares remain subject to forfeiture by our Sponsor if the underwriters’ over-allotment option is not exercised in full. At June 30, 2021, there were 2,875,000 shares of Class B common stock issued or outstanding, excluding 375,000 shares of Class B common stock subject to possible redemption.

The Company’s initial stockholders have agreed not to transfer, assign, or sell any of their founder shares until the earlier of: (i) one year after the date of the consummation of the Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing 60 days after the Business Combination, the founder shares will no longer be subject to such transfer restrictions. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Company’s registration statement and related to the closing of the Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (excluding the private placement shares and representative shares) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or any private placement-equivalent units issued to the Sponsor, its affiliates, or certain of officers and directors upon conversion of working capital loans made to the Company).

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company's stockholders, with each share of common stock entitling the holder to one vote.

Rights — Each holder of a right will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination, except in cases where we are not the surviving company in a Business Combination, and even if the holder of such right redeemed all shares of Class A common stock held by it in connection with a Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of shares of Class A common stock will receive in the transaction on an as-exchanged for Class A common stock basis, and each holder of a Public Right will be required to affirmatively exchange its Public Rights in order to receive the 1/10 share underlying each Public Right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the Public Rights holder will be required to indicate its election to exchange the Public Right for the underlying shares within a fixed period of time after which period the rights will expire worthless.

Pursuant to the rights agreement, a rights holder may exchange rights only for a whole number of shares of Class A common stock. This means that the Company will not issue fractional shares in connection with an exchange of rights and rights may be exchanged only in multiples of 10 rights (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like). Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law.

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 12, 2021 the date that the financial statements were available to be issued.

The registration statement for the Initial Public Offering was declared effective on June 30, 2021 (the “Effective Date”). On July 6, 2021, the Company consummated the Initial Public Offering of 10,626,000 Units at $10.00 per Unit, generating proceeds of $106,260,000, which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 569,410 Private Placement Units in the Private Placement. Each Unit consists of one share of Class A common stock, and one right to receive one-tenth (1/10) of one share of Class A common stock upon consummation of our initial Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating the Business Combination.

Transaction costs amounted to $6,104,740 comprised of $2,018,940 of underwriting discount, $3,719,100 of deferred underwriting fee, the fair value of the shares issued to the underwriters of $1,000 deemed as underwriters’ compensation, and $365,700 of other offering costs. In addition, $1,956,260 of cash was held outside of the Trust Account and is available for working capital purposes.

Following the closing of the Initial Public Offering on July 6, 2021, an amount of $107,853,900 ($10.15 per unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of: (a) the completion of the Business Combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation; and (c) the redemption of the Company’s public shares if the Company is unable to complete the Business Combination within 12 months from the closing of the Initial Public Offering (or 15 or 18 months if the Company extends the period of time to consummate a Business Combination, as described in more detail in the Company’s registration statement), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

On July 6, 2021, the Company issued Maxim and/or its designees, 106,260 shares of Series A common stock. The Company estimated the fair value of the stock to be $1,000 based on the price of the Founder Shares issued to the Sponsor. The stock was treated as underwriters’ compensation and charged directly to stockholders’ equity.

Maxim has agreed not to transfer, assign, or sell any such shares until the completion of the Business Combination. In addition, Maxim has agreed: (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination; and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its Business Combination within 12 months from the closing of the Initial Public Offering (or 15 or 18 months if the Company extends the period of time to consummate a Business Combination, as described in more detail in the prospectus for the Initial Public Offering).

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged, or hypothecated for a period of 180 days immediately following the effective date of the Company’s initial registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement whereby the Sponsor and Maxim and their designees purchased an aggregate of 569,410 units, of which Maxim and/or its designees have purchased 53,130 private placement units, at a price of $10.00 per unit, for an aggregate purchase price of $5,694,100. The Private Placement Units are identical to the units sold in the Initial Public Offering, except that the Private Placement Units (and the underlying securities), so long as they are held by the Sponsor, Maxim or their permitted transferees: (i) may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of the Business Combination; and (ii) will be entitled to registration rights.

The Company’s Sponsor has agreed: (i) to waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Business Combination; (ii) to waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s certificate of incorporation: (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its Business Combination within 12 months from the closing of the Initial Public Offering (or 15 or 18 months if the Company extends the period of time to consummate a Business Combination, as described in more detail in this filing); or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its Business Combination within 12 months from the closing of the Initial Public Offering (or 15 or 18 months if the Company extends the period of time to consummate a Business Combination, as described in more detail in this filing). In addition, the Company’s Sponsor has agreed to vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the Business Combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to G3 VRM Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to G3 VRM Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934 (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company was incorporated in Delaware on February 19, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described in Note 3 to the financial statements. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

For the three months ended June 30, 2021 and the period from February 19, 2021 (inception) through June 30, 2021, we had a net loss of $1,762, which consisted of professional fees.

Liquidity and Capital Resources

The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2021. On July 6, 2021, the Company consummated the initial public offering of 10,626,000 Units, at $10.00 per Unit, generating proceeds of $106,260,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 569,410 Private Placement Units at a price of $10.00 per unit in a private placement to our Sponsor and Maxim Group LLC and their designees (the “Private Placement”).

Following the closing of the Initial Public Offering on July 6, 2021, an amount of $107,853,900 ($10.15 per unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of: (a) the completion of a Business Combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation; and (c) the redemption of the Company’s public shares if the Company is unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering (or 15 or 18 months, if the Company extends the period of time to consummate a Business Combination, as described in more detail in the Initial Public Offering prospectus), subject to applicable law.

For the period from February 19, 2021 (inception) through June 30, 2021, there was $299 of cash used in operation activities, and $25,600 of cash provided by financing activities, primarily from the issuance of Class B common stock to the Sponsor.

For the period from February 19, 2021 (inception) through June 30, 2021, we had no marketable securities held in the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $25,301. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). Such Working Capital Loans would be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination.  For the three months ended June 30, 2021 and the period from February 19, 2021 (inception) through June 30, 2021 the Company has not incurred any amounts under this arrangement.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $3,719,100 (which includes the deferred portion of the fee attributable to the underwriters’ partial exercise of the overallotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholders’ equity upon the completion of the Initial Public Offering. Should the Initial Public Offering have proven to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on July 2, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described herein, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on July 2, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 6, 2021, the Company consummated the Initial Public Offering of 10,626,000 Units, including 626,000 Units pursuant to partial exercise of the underwriter’s over-allotment option. Each Unit consists of one share of Class A common stock, $0.0001 par value (“Common Stock”), and one right (“Right”) to receive one-tenth (1/10) of a share of Common Stock upon the consummation of a Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $106,260,000. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments. Maxim Group LLC acted as the sole book running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-255226). The SEC declared the registration statement effective on June 30, 2021.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 569,410 Private Placement Units at a price of $10.00 per unit in the Private Placement to our Sponsor and Maxim and their designees, that closed simultaneously with the Initial Public Offering generating total proceeds $5,694,100. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Placement Units are identical to the Units sold in the Initial Public Offering.

A total of $107,853,900 of the net proceeds from the sale of Units in the Initial Public Offering (including the over-allotment option Units), were placed in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $2,018,940 underwriting discounts and commissions and $365,700 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $3,719,100 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation(1)
4.1	Rights Agreement, dated June 30, 2021, by and between the Company and Continental Stock Transfer & Trust Company(1)
10.1	Letter Agreements, dated June 30, 2021, by and between the Company’s officers, directors and certain shareholders(1)
10.2	Investment Management Trust Agreement, dated June 30, 2021, by and between Continental Stock Transfer & Trust Company and the Company(1)
10.3	Registration Rights Agreement, dated June 30, 2021, by and among the Company and the initial shareholders of the Company(1)
10.4	Private Placement Unit Purchase Agreement, dated June 30, 2021, by and between the Company, G3 VRM Holdings LLC and Maxim Partners LLC(1)
10.5	Indemnity Agreements, dated June 30, 2021, by and among the Company and the directors and officers of the Company(1)
10.6	Administrative Service Agreement, dated June 30, 2021, by and between the Company and G3 VRM Holdings LLC(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 7, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on April 14, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G3 VRM ACQUISITION CORP.

Date:	August 12, 2021	By:	/s/ Matthew Konkle
		Name:	Matthew Konkle
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2021	By:	/s/ Don Van der Wiel
		Name:	Don Van der Wiel
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)