Form 10-Q
period 2021-09-30
G3 VRM Acquisition Corp.
filed 2021-11-12
CIK 1856519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 11,301,670 shares of the Company’s Class A common stock, $0.0001 par value, issued and outstanding, of which 10,626,000 shares were subject to possible redemption, and 2,656,500 shares of Class B common stock issued and outstanding.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION	1
ITEM 1.FINANCIAL STATEMENTS	1
Balance Sheet as of September 30, 2021 (Unaudited)	1
Statements of Operations for the three months ended September 30, 2021 and for the period from February 19, 2021 (Inception) through September 30, 2021 (Unaudited)	2
Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 and for the period from February 19, 2021 (Inception) through September 30, 2021 (Unaudited)	3
Statements of Cash Flows for the three months ended September 30, 2021 and the period from February 19, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

G3 VRM Acquisition Corp.

Balance Sheet

as of September 30, 2021 (Unaudited)

September 30, 2021
ASSETS
Cash	$985,264
Prepaid expenses	385,865
Total current assets	1,371,129

Marketable securities held in trust	107,854,745
Total assets	$109,225,874

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	$-
Deferred underwriting fee payable	3,719,100
Total liabilities	3,719,100

Commitments and contingencies	—
Mezzanine Equity:
Common stock subject to possible redemption, $0.0001 par value 10,626,000 shares of Class A common stock at redemption value of $10.15 per share	107,853,900

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 675,670 shares issued and outstanding, excluding 10,626,000 shares subject to redemption	68
Class B common stock, $0.0001 par value; 20,000,000 shares authorized, 2,656,500 shares issued and outstanding	266
Additional paid-in-capital	(2,074,704)
Accumulated deficit	(272,756)
Total stockholders’ deficit	(2,347,126)
Total liabilities, mezzanine equity and stockholders’ deficit	$109,225,874

The accompanying notes are an integral part of these unaudited financial statements.

G3 VRM Acquisition Corp.

Statements of Operations

For the Three Months Ended September 30, 2021 and for the Period From February 19, 2021 (Inception) through

September 30, 2021

(Unaudited)

	Three Months Ended September 30, 2021	Period from February 19, 2021 (Inception) Through September 30, 2021
Expenses:
Formation and operating costs	$271,839	$273,601
Loss from operations	271,839	273,601

Other income
Interest income	845	845
Total other income	845	845
Net Loss	$(270,994)	$(272,756)
Weighted average shares of common stock outstanding – basic and diluted	3,211,556	2,819,332
Net loss per share of common stock – basic and diluted	$(0.08)	$(0.10)

The accompanying notes are an integral part of these unaudited financial statements.

G3 VRM Acquisition Corp.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2021 and for the Period From February 19, 2021 (Inception) through

September 30, 2021

(Unaudited)

	Common Stock				Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Class A		Class B		Capital	Deficit	(Deficit)
	Shares	Amount	Shares	Amount
Balance – February 19, 2021 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	—	—
Balance – March 31, 2021	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(1,762)	(1,762)
Balance – June 30, 2021	—	—	2,875,000	288	24,712	(1,762)	23,238
Issuance of common stock from Initial Public Offering	10,626,000	$1,062	—	—	106,258,938	—	106,260,000
Issuance of Representative Shares	106,260	11	—	—	(11)	—	—
Issuance of Private Placement Shares	569,410	57	—	—	5,694,043	—	5,694,100
Initial Public Offering Costs	—	—	—	—	(6,199,570)	—	(6,199,570)
Forfeiture of Class B common shares by Sponsor	—	—	(218,500)	(22)	22	—	—
Class A common stock subject to possible redemption	(10,626,000)	(1,062)	—	—	(107,852,838)	—	(107,853,900)
Net loss	—	—	—	—	—	(270,994)	(270,994)
Balance – September 30, 2021	675,670	$68	2,656,500	$266	$(2,074,704)	$(272,756)	$(2,347,126)

The accompanying notes are an integral part of these unaudited financial statements.

G3 VRM Acquisition Corp.

Statement of Cash Flows

For the Period From February 19, 2021 (Inception) through September 30, 2021 (Unaudited)

Cash flows from operating activities:
Net loss	$(272,756)
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expenses	(381,037)
Net cash used in operating activities	(653,793)

Cash flows from investing activities:	(107,854,745)
Marketable securities held in trust	(107,854,745)
Net cash used in investing activities

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	$25,000
Advances from Sponsor	600
Repayment of advances from Sponsor	(268,309)
Proceeds from initial public offering	106,260,000
Proceeds from private placement offering	5,694,100
Payment of offering costs	(2,217,589)
Net cash provided by financing activities	$109,493,802

Net increase in cash	$985,264
Cash at beginning of period	—
Cash at end of period	$985,264

Supplemental disclosures:
Cash paid for interest	$—
Cash paid for income taxes	$—

Supplemental disclosure of noncash activities:
Deferred underwriting fee payable	$3,719,100
Value of Class A common stock subject to possible redemption	$107,853,900
Deferred offering costs and prepaid expenses included in Related Party Payable	$267,709

The accompanying notes are an integral part of these unaudited financial statements.

G3 VRM ACQUISITION CORP.

Notes to Financial Statements (Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

G3 VRM Acquisition Corp. (the “Company”) was incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company will focus initially on transactions with companies and/or assets within the technology industry, specifically within software, technology-enabled and business services sector, and related sectors. However, the Company is not limited to the technology industry, or these sectors therein, and the Company may pursue a Business Combination opportunity in any business or industry it chooses, and it may pursue a company with operations or opportunities outside of the United States.

Financing

As of September 30, 2021, the Company had not commenced any revenue-generating operations. All activities through September 30, 2021 relate to the Company’s formation, the initial public offering (“Initial Public Offering”) of units at $10.00 per unit (each, a “Unit” and collectively, the “Units”) described below, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO (as described in Note 3) was declared effective on June 30, 2021. On July 6, 2021 the Company consumed the IPO consisting 10,626,000 Units, including 626,000 Units pursuant to the partial exercise of the underwriter’s over-allotment option described below. Simultaneously with the IPO, the Company completed the sale of 569,410 units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to G3 VRM Holdings LLC, a Delaware limited liability company and the Company’s sponsor (the “Sponsor”) and Maxim Group LLC (“Maxim”) and their designees, that closed simultaneously with the Initial Public Offering. Each Unit consists of one share of Class A common stock, and one right to receive one-tenth (1/10) of one share of Class A common stock upon consummation of our initial Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating the Business Combination. Of the Class A common stock sold, 10,626,000 shares are subject to redemption at $10.15 per share. On July 6, 2021, the Company issued Maxim, as representative of the underwriters in the IPO, and/or its designees, 106,260 shares of Series A common stock. The Company estimated the fair value of the stock to be $1,000 based on the price of the Founder Shares issued to the Sponsor. The stock was treated as underwriters’ compensation and charged directly to stockholders’ equity.

Trust Account

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

Business Combination

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined above) (net of taxes payable) at the time of the signing an agreement to enter into the Business Combination. However, the Company will only complete the Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect the Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash outside the Trust Account of $985,264 available for its working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem Class A shares. As of September 30, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through receipt of $25,000 from the sale of Founder Shares (see Note 5), advances from the Sponsor in an aggregate amount of $268,309 under an unsecured promissory note, which were repaid upon the IPO (see Note 5). Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the net proceeds from the IPO and Private Placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the issuance date of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in the Trust Account

As of September 30, 2021, the $107,854,745 held in the Trust Account were money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury (See Note 6).

Class A Common Stock Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A common stock ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, a total of 10,626,000 Class A ordinary shares subject to possible redemption are presented at redemption value of $10.15 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period with a corresponding offset to accumulated deficit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On July 6, 2021, the Company consummated the Initial Public Offering of 10,626,000 Units, including 626,000 Units pursuant to the partial exercise of the underwriter’s over-allotment option described below. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one right (“Right”) to receive one-tenth (1/10) of a share of Class A common stock upon the consummation of an initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $106,260,000. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments, the unexercised portion of the over-allotment option expired. As of July 6, 2021, a total of $107,853,900 of the net proceeds from the Initial Public Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders. The Company incurred a total of $6,199,570 of offering costs, including $3,719,100 of deferred underwriting payable, $2,217,589 paid by the Company including underwriter fees, and $262,881 of offering costs paid by the Sponsor on the Company’s behalf and reimbursed by the Company following the IPO.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Related Party Payables

On April 12, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. Through July 6, 2021, the Company had drawn down an aggregate of $268,309 of the funds available to it under the promissory note with the Sponsor, with $600 of cash transferred to the Company, and $267,709 being expenses paid on behalf of the Company by the Sponsor. The outstanding balance under the promissory note was repaid at the closing of the Initial Public Offering on July 6, 2021 out of the offering proceeds not held in the Trust Account, and the promissory note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). Such Working Capital Loans would be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. Such units would be identical to the private placement units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

Founder Shares

On March 9, 2021, the Company issued 2,875,000 shares of common stock to the Sponsor for $25,000 in cash, or approximately $0.0087 per share, in connection with formation, and later transferred a total of 210,000 founder shares to our officers and directors leaving our Sponsor with 2,665,000 founder shares. On August 14, 2021, the Sponsor forfeited, and the Company cancelled, an aggregated of 218,500 founder shares upon expiration of the unexercised portion of the over-allotment option.

The holders of the founder shares have agreed not to transfer, assign or sell the founder shares until the earlier of: (i) one year after the date of the consummation of the Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing 60 days after the Business Combination, the founder shares will no longer be subject to such transfer restrictions.

Administrative Service Fee

Upon closing of the Initial Public Offering, the Company commenced paying the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2021, the Company paid a total of $30,000 under this arrangement.

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

Underwriters Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any. The option was exercised with respect to 626,000 units at the time of the closing of the IPO, and the remaining unexercised portion expired.

The underwriters were paid an underwriting discount of $0.19 per Unit, or $2,018,940 in the aggregate (and were eligible for $2,185,000 in the aggregate if the underwriter’s over-allotment option is exercised in full) upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or $3,719,100 in the aggregate (or $4,025,000 in the aggregate if the underwriter’s over-allotment option is exercised in full) will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The Company issued Maxim, as representative of the underwriters in the IPO, and/or its designees, 106,260 shares of Series A common stock. The stock was treated as underwriters’ compensation and charged directly to stockholders’ equity.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2021, there were 11,301,670 total shares of Class A outstanding, of which 10,626,000 were subject to possible redemption. In accordance with FASB ASC 480-10, the Class A shares subject to possible redemption are accounted for as mezzanine equity at a redemption value of $10.15 per share.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At March 9, 2021, the Company issued 2,875,000 shares of Class B common stock to its initial stockholder, the Sponsor, for $25,000, or approximately $0.0087 per share in connection with formation, and later transferred a total of 210,000 founder shares to our officers and directors leaving our Sponsor with 2,665,000 founder shares. On August 14, 2021, the Sponsor forfeited, and the Company cancelled, an aggregated of 218,500 founder shares upon expiration of the unexercised portion of the over-allotment option. At September 30, 2021, there were 2,656,500 shares of Class B common stock issued and outstanding.

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

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$107,854,745

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

Overview

The Company was incorporated in Delaware on February 19, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”). The Company will focus initially on transactions with companies and/or assets within the technology industry, specifically within software, technology-enabled and business services sector, and related sectors. However, the Company is not limited to the technology industry, or these sectors therein, and the Company may pursue a Business Combination opportunity in any business or industry it chooses, and it may pursue a company with operations or opportunities outside of the United States.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of September 30, 2021, the Company had not commenced revenue-generating any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described in Note 3 to the financial statements, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

For the three months ended September 30, 2021 and the period from February 19, 2021 (inception) through September 30, 2021, we had a net loss of $270,994 and $272,756, respectively, which consisted of general and administrative and other professional fees related to the Company’s formation and public offering.

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

For the period from February 19, 2021 (inception) through September 30, 2021, there was $653,793 of cash used in operation activities, cash used in investing activities of $107,854,745 related to the marketable securities held in the trust account, and $109,493,802 of cash provided by financing activities, primarily from the issuance of redeemable Class A Units in the Company’s IPO and the Private Placement.

For the period from February 19, 2021 (inception) through September 30, 2021, we had $107,854,745 marketable securities held in the Trust Account.

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

As of September 30, 2021, we had cash of $985,264. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company has paid $30,000 to the Sponsor through September 30, 2021 for administrative support services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination.  For the three months ended September 30, 2021 and the period from February 19, 2021 (inception) through September 30, 2021 the Company has not incurred any amounts under this arrangement.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
4.1	Rights Agreement, dated June 30, 2021, by and between the Company and Continental Stock Transfer & Trust Company(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 7, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on April 14, 2021, as amended, and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G3 VRM ACQUISITION CORP.

Date:	November 12, 2021	By:	/s/ Matthew Konkle
		Name:	Matthew Konkle
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021	By:	/s/ Don Van der Wiel
		Name:	Don Van der Wiel
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)