Form 10-Q
period 2022-03-31
G3 VRM Acquisition Corp.
filed 2022-05-13
CIK 1856519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 13, 2022, there were 11,301,670 shares of the Company’s Class A common stock, $0.0001 par value, issued and outstanding, of which 10,626,000 shares were subject to possible redemption, and 2,656,500 shares of Class B common stock issued and outstanding.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION		1
ITEM 1.	FINANCIAL STATEMENTS	1
Balance Sheets as of March 31, 2022 and December 31, 2021 (Unaudited)		1
Statements of Operations for the three months ended March 31, 2022 and the Period from February 19, 2021 (Inception) through March 31, 2021 (Unaudited)		2
Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and the Period from February 19, 2021 (Inception) through March 31, 2021 (Unaudited)		3
Statements of Cash Flows for the three months ended March 31, 2022 and the Period from February 19, 2021 (Inception) through March 31, 2021 (Unaudited)		4
Notes to Financial Statements (Unaudited)		5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4.	CONTROLS AND PROCEDURES	17
PART II - OTHER INFORMATION		18
ITEM 1.	LEGAL PROCEEDINGS	18
ITEM 1A.	RISK FACTORS	18
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	MINE SAFETY DISCLOSURES	18
ITEM 5.	OTHER INFORMATION	19
ITEM 6.	EXHIBITS	19
SIGNATURES		20

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

G3 VRM ACQUISITION CORP.

BALANCE SHEETS

	March 31,	December 31,
	2022 (Unaudited)	2021 (Audited)

ASSETS
Current assets:
Cash	$605,010	$921,706
Prepaid expenses	169,419	264,074
Marketable securities held in trust	107,867,715	107,857,461
Total current assets	108,642,144	109,043,241
Total assets	$108,642,144	$109,043,241

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$30,156	$11,308
Deferred underwriting fee payable	3,719,100	3,719,100
Total current liabilities	3,749,256	3,730,408

Total liabilities	3,749,256	3,730,408

COMMITMENTS AND CONTINGENCIES
Mezzanine equity
Class A Common stock subject to possible redemption; 10,626,000 shares outstanding common stock at redemption value of $10.15 per share	107,853,900	107,853,900
Stockholders' deficit:
Preferred stock; $0.0001 par value, 1,000,000 shares
authorized, none issued and outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized; 675,670 shares outstanding common stock (excluding 10,626,000 shares subject to redemption)	68	68

Class B Common stock; $0.0001 par value, 20,000,000 shares
authorized, 2,656,500 shares issued outstanding	266	266
Additional paid-in capital	(2,074,704)	(2,074,704)
Accumulated deficit	(886,642)	(466,697)
Total stockholders’ deficit	(2,961,012)	(2,541,067)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$108,642,144	$109,043,241

The accompanying notes are an integral part of these unaudited financial statements.

G3 VRM ACQUISITION CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended	Period from February 19, 2021 (Inception) Through
	March 31,	March 31,
	2022	2021

Expenses:
Formation and offering costs	$430,199	$-
Loss from operations	430,199	-

Other income:
Interest income	10,254	-
Total other income	10,254	-

Net Loss	$(419,945)	$-

Weighted average shares outstanding Class A common stock – basic and diluted	11,301,670	-
Net loss per common share – basic and diluted	$(0.03)	$-
Weighted average shares outstanding Class B common stock – basic and diluted (1)	2,656,500	2,500,000
Net loss per common share – basic and diluted	$(0.03)	$-

(1) This number for the period from February 19, 2021 (Inception) through March 31, 2021 excludes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

G3 VRM ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2022 and the Period From February 19, 2021 (Inception) through March 31, 2021

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance - February 19, 2021 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Common stock to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	-	-
Balance - March 31, 2021	-	$-	2,875,000	$288	$24,712	$-	$25,000

Balance - December 31, 2021	675,670	$68	2,656,500	$266	$(2,074,704)	$(466,697)	$(2,541,067)

Net loss	-	-	-	-	-	(419,945)	(419,945)
Balance - March 31, 2022	675,670	$68	2,656,500	$266	$(2,074,704)	$(886,642)	$(2,961,012)

The accompanying notes are an integral part of these unaudited financial statements.

G3 VRM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

For the Period From February 19, 2021 (Inception) through March 31, 2021 and The Three Months Ended March 31, 2022

(Unaudited)

	Three Months Ended	Period from February 19, 2021 (Inception) Through
	March 31	March 31
	2022	2021
Cash flow from operating activities:
Net loss	$(419,945)	$-
Trust Account interest income	(10,254)	-
Changes in operating assets and liabilities:
Prepaid expenses	94,655	-
Accounts payable	18,848	-
Net cash used in operating activities	(316,696)	-

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Net cash provided by financing activities	-	25,000

NET CHANGE IN CASH	(316,696)	25,000
CASH AT BEGINNING OF PERIOD	921,706	-
CASH AT END OF PERIOD	$605,010	$25,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions
Deferred offering costs and prepaid expenses included in Accrued Offering costs	$-	$7,800
Deferred offering costs and prepaid expenses included in Related Party Payable	$-	$46,684

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

Financing

As of March 31, 2022, the Company had not commenced any revenue-generating operations. All activities through March 31, 2022 relate to the Company’s formation, the initial public offering (“Initial Public Offering”) of units at $10.00 per unit (each, a “Unit” and collectively, the “Units”) described below, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO (as described in Note 3) was declared effective on June 30, 2021. On July 6, 2021, the Company consummated the IPO consisting of 10,626,000 Units, including 626,000 Units pursuant to the partial exercise of the underwriter’s over-allotment option described below. Simultaneously with the IPO, the Company completed the sale of 569,410 units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to G3 VRM Holdings LLC, a Delaware limited liability company and the Company’s sponsor (the “Sponsor”) and Maxim Group LLC (“Maxim”) and their designees, that closed simultaneously with the Initial Public Offering. Each Unit consists of one share of Class A common stock, and one right to receive one-tenth (1/10) of one share of Class A common stock upon consummation of our initial Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating the Business Combination. Of the Class A common stock sold, 10,626,000 shares are subject to redemption at $10.15 per share. On July 6, 2021, the Company issued Maxim, as representative of the underwriters in the IPO, and/or its designees, 106,260 shares of Series A common stock. The Company estimated the fair value of the stock to be $1,000 based on the price of the Founder Shares issued to the Sponsor. The stock was treated as underwriters’ compensation and charged directly to stockholders’ equity.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash outside the Trust Account of $605,010 available for its working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem Class A shares. As of March 31, 2022, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the US GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Marketable Securities Held in the Trust Account

As of March 31, 2022, the $107,867,715 held in the Trust Account were money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury (See Note 6).

Class A Common Stock Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A common stock ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022, a total of 10,626,000 Class A ordinary shares subject to possible redemption are presented at redemption value of $10.15 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period with a corresponding offset to accumulated deficit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Related Party Payables

On April 12, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. Through July 6, 2021, the Company had drawn down an aggregate of $268,309 of the funds available to it under the promissory note with the Sponsor, with $600 of cash transferred to the Company, and $267,709 being expenses paid on behalf of the Company by the Sponsor. The outstanding balance under the promissory note was repaid at the closing of the Initial Public Offering on July 6, 2021 out of the offering proceeds not held in the Trust Account, and the promissory note was terminated.

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

Administrative Service Fee

Upon closing of the Initial Public Offering, the Company commenced paying the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company paid a total of $30,000 under this arrangement.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2022, there were 11,301,670 total shares of Class A outstanding, of which 10,626,000 were subject to possible redemption. In accordance with FASB ASC 480-10, the Class A shares subject to possible redemption are accounted for as mezzanine equity at a redemption value of $10.15 per share.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At March 9, 2021, the Company issued 2,875,000 shares of Class B common stock to its initial stockholder, the Sponsor, for $25,000, or approximately $0.0087 per share in connection with formation, and later transferred a total of 210,000 founder shares to our officers and directors leaving our Sponsor with 2,665,000 founder shares. On August 14, 2021, the Sponsor forfeited, and the Company cancelled, an aggregated of 218,500 founder shares upon expiration of the unexercised portion of the over-allotment option. At March 31, 2022, there were 2,656,500 shares of Class B common stock issued and outstanding.

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$107,867,715

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$107,857,461

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

Results of Operations

As of March 31, 2022, the Company had not commenced revenue-generating any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described in Note 3 to the financial statements, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

For the three months ended March 31, 2022 and 2021, we had a net loss of $419,945 and $0, respectively, which consisted of general and administrative costs, franchise taxes and other professional fees related to the Company’s formation and public offering.

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

For the three months ended March 31, 2022, there was $316,696 of cash used in operation activities, and $0 of cash provided by investing or financing activities. For the three months ended March 31, 2021, there was $0 of cash used in operating activities, $0 of cash provided by investing activities, and $25,000 of cash provided by financing activities.

As of March 31, 2022, we had $107,867,715 marketable securities held in the Trust Account.

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

As of March 31, 2022, we had cash held outside of the Trust Account of $605,010. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company has paid $30,000 to the Sponsor for the three months ending March 31, 2022 for administrative support services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination.  For the three months ended March 31, 2022 the Company has not incurred any amounts under this arrangement.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

G3 VRM ACQUISITION CORP.

Date:	May 13, 2022	By:	/s/ Matthew Konkle
		Name:	Matthew Konkle
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2022	By:	/s/ Don Van der Wiel
		Name:	Don Van der Wiel
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

